Form 10-Q
period 2009-12-31
ALKANE, INC.
filed 2010-05-11
CIK 1066717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission file number         000-28633

ALKANE, INC.
(Exact name of registrant as specified in its charter)

Florida	26-4813092
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2205 York Road, Suite 14, Lutherville, MD	21093
(Address of principal executive offices)	(Zip Code)

410-666-7837
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2009, the Registrant had 130,300,680 shares of common stock outstanding.

PART II — OTHER INFORMATION		16

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	(Removed and Reserved).	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	4

Statements of Operations (Unaudited) for the Three and Six Months Ended December 31, 2009 and from Inception (July 15, 2008) to December 31, 2008 and 2009	5

Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2009 and from Inception (July 15, 2008) to December 31, 2008 and 2009	6

Notes to Financial Statements	7 - 11

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	As of	As of
	December 31, 2009	June 30, 2009
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,460,396	$-
Accounts receivable	-	16,121
Prepaid expense and deposits	81,064	79,503
Inventory	30,000	-
Note receivable	-	50,000
Total current assets	1,571,460	145,624

Fixed Assets
Property and equipment (net of depreciation) (Note 4)	4,807	1,985

Other Assets
Other intellectual property (net of amortization) (Note 6)	46,945	48,612
Website (net of amortization) (Note 6)	21,208	13,000
Security Deposit	1,500	-

Total assets	$1,645,920	$209,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$220
Accounts payable (Note 8)	93,617	49,808
Accounts payable - related parties (Note 8)	54,346	96,112
Accrued salaries and expenses	652,506	331,250
Short term note payable (Note 9)	27,903	-
Common stock payable (Note 8)	214,475	-
Advances due to officers (Note 8)	1,831,433	110,901

Total current liabilities	2,874,280	588,291

Total liabilities	2,874,280	588,291

Stockholders' Deficit
Common stock, $0.001 per value, 1,000,000,000
shares authorized, 130,300,680 common shares
issued and outstanding (Note 10)	130,301	130,301
Additional paid in capital	282,724	352,724
Deficit accumulated during development stage	(1,641,385)	(862,095)

Total stockholders' deficit	(1,228,360)	(379,070)

Total liabilities and stockholders' deficit	$1,645,920	$209,221

The accompanying notes are an integral part of these financial statements.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the six	From Inception	From Inception
	month period ended	month period ended	month period ended	(July 15, 2008) to	(July 15, 2008) to
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009

Sales	$-	$-	$-	$-	$37,321

Cost of sales	-	-	-	-	11,886

Gross profit	-	-	-	-	25,435

Expenses
Sales and marketing	152,584	87,746	297,542	87,746	626,337
Research and development	90,223	40,922	183,910	40,922	429,311
General and administrative	170,545	121,229	294,423	121,229	530,184

Total Expenses	413,352	249,897	775,875	249,897	1,585,832

Net operating loss	(413,352)	(249,897)	(775,875)	(249,897)	(1,560,397)

Other income and expense
Interest income	180	31	180	31	180
Interest expense	(3,595)	-	(3,595)	-	(3,595)
Gain on sale of assets	-	-	-	-	35,428

Net loss	$(416,767)	$(249,866)	$(779,290)	$(249,866)	$(1,528,384)

Net loss per share: Basic	$0.00	$-	$0.01	$-

Weighted average number of shares
outstanding: Basic	130,300,680	-	130,300,680	-

The accompanying notes are an integral part of these financial statements.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six month	From Inception	From Inception
	period ended	(July 15, 2008 to	(July 15, 2008 to
	December 31, 2009	December 31, 2008)	December 31, 2009)
Cash flows from operating activities
Net loss	$(779,290)	$(249,866)	$(1,528,384)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	6,452	-	8,062
Gain on sale of assets	-	-	(35,428)
Non cash consulting expense	-	-	12,850
Changes in assets and liabilities
Decrease in accounts receivable	16,121	-	-
(Increase) decrease in prepaid expenses and deposits	(73,061)	-	(82,564)
Increase in inventory	(30,000)	(7,424)	(30,000)
Increase in accounts payable	43,809	91,751	93,617
Increase (decrease) in accounts payable related parties	(41,767)	-	54,345
Increase in accrued salaries and expenses	321,256	-	652,506
Net cash used in operating activities	(536,480)	(165,539)	(854,996)

Cash flows from investing activities
Website design	(12,450)	-	(25,450)
Acquisition of equipment	(3,365)	-	(5,570)
Issuance of notes receivable	-	-	(50,000)
Receipt of note receivable	50,000	-	50,000
Net cash provided by (used in) investing activities	34,185	-	(31,020)

Cash flows from financing activities
Bank overdrafts	(220)	-	-
Proceeds from issuance of common stock	-	172,600	100,000
Proceeds from common stock payable	214,475	-	214,475
Advances due to officers	1,720,532	-	1,831,433
Proceeds from short term notes payable	73,595	-	246,195
Principal payments on short term notes payable	(45,692)	-	(45,692)
Net cash provided by financing activities	1,962,690	172,600	2,346,411

Net increase in cash or cash equivalents	1,460,395	7,061	1,460,395

Cash, beginning of period	-	-	-

Cash, end of period	$1,460,395	$7,061	$1,460,395

Supplementary information:
Interest paid	$3,595	$-	$-
Income taxes paid	$-	$-	$-
Non-cash activities:
Shares issued for intellectual property	$-	$50,000	$50,000
Deposit to vendors, liability assumed by CEO	$-	$-	$70,000
CEO debt assumed by Company	$(70,000)	$-	$(70,000)
Shares issued for reverse merger	$-	$77,575	$77,575
Shares issued to settle debt	$-	$-	$172,600

The accompanying notes are an integral part of these financial statements.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended June 30, 2009 and notes thereto included in the Company's annual report on Form 10.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.  GOING CONCERN

Due to the Company’s limited amount of additional committed capital, recurring losses, negative cash flows from operations and its inability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The Company’s financial statements as at December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2009, the Company has an accumulated deficit of $1,641,385 with total stockholders’ deficit of $1,228,360.  The Company incurred an operating loss totaling $779,290 for the six month period ended December 31, 2009.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

The Company needs additional capital in order to survive.  Additional capital will be needed to fund current working capital requirements.  The Company’s primary sources of liquidity are cash flows from various financing activities.  The Company plans to increase revenues in order to reduce, and/or eliminate, its operating losses.  Additionally, the Company will seek equity and debt financing in order to enable it to continue to meet its financial obligations until the Company achieves profitability.  There can be no assurances that any such funding will be available to the Company on favorable terms, or at all.  Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” and Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 605-15, “Revenue Recognition”.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured.  The Company’s revenue is comprised of the sale of its products to retailers and distributors.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net Loss Per Share - Net loss per share is calculated in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

4.  PREPAID EXPENSES AND DEPOSITS

The following made up the balance in prepaid expenses and deposits:

	12/31/09	6/30/09
Deposit Inventory	$-	$70,000
Security deposit	-	1,500
Deposit marketing agreement	50,000	-
Prepaid commissions	27,765	-
Prepaid insurance	3,299	8,003
Total	$81,064	$79,503

During the quarter, the Company received $40,000 of the $70,000 from vendors and received the remaining $30,000 as inventory.

On December 10, 2009, the Company entered into a marketing agreement with Orange County Choppers (OCC) to build a motorcycle that the Company will use for promotional activity.  Pursuant to the terms of the agreement, the Company agreed to issue OCC 500,000 of the Company's common stock and pay OCC total cash compensation of $200,000:  $50,000 deposit upon execution of the agreement, $50,000 on or before December 31, 2009 and the remaining balance of $100,000 on or before January 31, 2010.  (See Note 12 for additional information.)

5.  EQUIPMENT

The equipment consists of furniture, fixtures and office equipment with a cost of $5,570.  Depreciation of equipment has been computed over an estimated useful life of five years using the straight-line method.  Depreciation charges totaled $763 from inception (July 15, 2008) to December 31, 2009 and $279 and $543 during the three and six months ended December 31, 2009.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

6.  INTELLECTUAL PROPERTY

On July 15, 2008, Mathew Zuckerman, CEO, incorporated Alkane, Inc. (later known as Monster Diesel, Inc.) in Nevada and contributed intellectual property on January 29, 2009 as described below in exchange for 50,000,000 common shares at par value of $0.001 per share. The intellectual property is known as the Monster Diesel™ product and the associated business including an invention titled “Nitrated Non-Cyclic N-Alkane Scaffolds With Differentiated-Mean Combustive Equivalent As High Energy Density Fuel Improvers”.  The invention was subsequently filed as a Utility application with the U.S. Patent Office on May 20, 2009.

The value of the Intellectual property at cost equaled the par value of the shares which in aggregate is $50,000.  Amortization of intangibles has been computed over an estimated useful life of fifteen years using the straight-line method.  Amortization charges were $3,055 from inception (July 15, 2008) to December 31, 2009 and $833 and $1,666 during the three and six month periods ended December 31, 2009.

Expected amortization of intellectual property over the balance of the useful life of fifteen years is as follows:

Year Ending December 31,
2010	$3,333
2011	3,333
2012	3,333
2014	3,333
2015	3,333
Thereafter	30,280
Total	$46,945

The Company utilized the intellectual property starting on February 1, 2009, therefore eleven months of amortization expense, $3,055, was recorded as of December 31, 2009.

7. WEBSITE

During the three month period ended September 30, 2009, the Company finalized its redesign of the Company’s website.  A total of $25,450 was capitalized  for the cost of the redesign. Amortization of the website has been computed over an estimated useful life of three years using the straight-line method.  Amortization charges were $4,242 from inception (July 15, 2008) to December 31, 2009 and $2,121 and $4,242 during the three and six month periods ended December 31, 2009. The accounting for the website costs complies with FASB ASC 350-50-25.

8.  ACCOUNTS PAYABLE & ADVANCES DUE TO OFFICERS

As of December 31, 2009, the Company had $147,963 of the total accounts payable of which $54,346 was due to officers for expenses incurred by the officers on behalf of the Company. The officers have agreed that the accounts payable will not be paid until the Company has sufficient cash to sustain operations.

Advances due to officers as of December 31, totaled $1,831,433.  The advances due to officers are non interest-bearing, unsecured, and due on demand.  On January 4, 2010, $1,425,856 of the amount due officers was repaid.

During the three months ended December 31, 2009, the Company received $178,500 of advances from a potential investor.  As of December 31, 2009 common stock payable totaled $214,475; no shares have been issued to date.  The advance is fully refundable, non interest bearing and due on demand.

9.  SHORT TERM NOTE PAYABLE

On May 9, 2009, we signed an operating agreement to form Monster Fuels, LLC (aka Monster Fuels Technologies, LLC), (the “LLC”) to enter into a joint venture with a limited partnership, StormWorks Monster, LLC (“Storm”), that was formed by WorldVest, Inc. (a Florida company) (“World”). In relation to the joint venture, two of our vendors were paid a total of $70,000 by World through the LLC.  On June 22, 2009, Mathew Zuckerman, CEO, assumed full liability to repay $70,000 to World.  The Company recorded a $70,000 deposit for future purchase orders and contributed capital for the assumption of liability by the CEO. During the three month period ended December 31, 2009, the Company believed it was in the best interest of the Company to assume the liability of the $70,000 as the funds were used in the operations of the Company.  The note bears interest at 12% with interest due monthly.  Principal payments on the loan are $7,500 per month.  As of December 31, 2009, $27,903 was due on the note. Total interest paid as of December 31, 2009 was $3,595.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

10.  STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock having a par value of $0.001 per share.  As of December 31, 2009, there are 130,300,680 common shares issued and outstanding.  There is only one class of stock: common.  In the period July 1, 2009 through December 31, 2009, there were no unregistered securities issued, therefore the Stockholder’s Equity as of June 30, 2009 remains the same for quarter ending December 31, 2009.

As of December 31, 2009, the Company issued an aggregate of 130,300,680 shares of unregistered common stock in connection with the following transactions:

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(6) or Regulation D Section 4(2) thereof, or Regulation D promulgated there under. All recipients had adequate access, through their relationships with us, to information about us.

Issuance of Common Stock in connection with intellectual property

On July 15, 2008, Mathew Zuckerman incorporated Alkane, Inc. (later known as Monster Diesel, Inc.) in Nevada and on January 29, 2009, he exchanged the intellectual property described per note 5 in exchange for 50,000,000 common shares at par value of $0.001 per share.  The value of the Intellectual property at cost equaled the par value of the shares which in aggregate is $50,000.

Issuance of Common Stock in connection with reverse merger

On January 30, 2009, the Company issued 77,574,680 shares of its common stock related to the reverse merger with Monster Diesel, Inc.  40,000,000 of the 77,574,680 shares were transferred to Dr. Zukerman in exchange for his transfer of inventions. The issuance of shares was considered a recapitalization.  As part of the reverse merger, the Company had acquired $698,909 in assets and $734,377 in liabilities held by Chanaral Resources resulting in the assumption of net liabilities totaling $35,428 by Monster Diesel, post merger. The net effect of the $77,575 common stock value issued and the net liability of $35,468 assumed was recorded as an adjustment to accumulated deficit for $113,003 by the Company. (See Note 1 for additional information.)

Issuance of Common Stock in connection with conversion of debt

On March 2, 2009, the Company issued 1,726,000 shares of restricted common stock to Alkane, Inc., a Wyoming corporation, in settlement of a liability of $172,600.  Monster Diesel, Inc. was provided loans by Alkane, Inc., a Wyoming corporation in the period October 29, 2008 to December 9, 2008 for a total of $172,600.  Chanaral Resources, Inc. assumed this loan as part of the merger and later repaid the loan by issuing 1,726,000 restricted common shares.  Alkane, Inc. is a Wyoming corporation and is not now, or ever was, related to Alkane, Inc., Chanaral Resources, Inc. or Monster Diesel, Inc.  Alkane, Inc., a Wyoming corporation, was incorporated on February 11, 2009 by Michael W. Berg, 8426 East Shea Blvd., Scottsdale, AZ 85260.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

Private Placements of Common Stock

Pursuant to a Subscription Agreement dated March 26, 2009, we issued 500,000 shares of our common stock to Lazy River Shadows, LLC at an aggregate price of $50,000, or $0.10 per share.  In addition, pursuant to a Subscription Agreement dated May 6, 2009, we issued 500,000 shares of our common stock to Lazy River Shadows, LLC at an aggregate price of $50,000, or $0.10 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

Contributed Capital

Mathew Zuckerman, CEO, gifted 12,850,000 personal shares to various individuals as compensation and as settlement of consulting services rendered to the Company.  The shares transferred were valued at par and recorded as contributed capital.

On May 9, 2009, we signed an operating agreement to form Monster Fuels, LLC (aka Monster Fuels Technologies, LLC), (the “LLC”) to enter into a joint venture with a limited partnership, StormWorks Monster, LLC (“Storm”), that was formed by WorldVest, Inc. (a Florida company) (“World”).  Storm prepared an offering memorandum to raise working capital through the sale of private capital notes.  No notes were sold under the offering memorandum; however, two of our vendors were paid a total of $70,000 by World through the LLC.  Mathew Zuckerman, CEO, assumed full liability to repay $70,000 to World.  The Company recorded a $70,000 deposit for future purchase orders and contributed capital for the assumption of liability by the CEO. During the three month period ended December 31, 2009, the Company assumed the liability of the $70,000 from the CEO; thus contributed capital was reduced by the amount of the liability assumed.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS

On July 15, 2008, Mathew Zuckerman incorporated Alkane, Inc. (later known as Monster Diesel, Inc.) in Nevada and on January 29, 2009, he exchanged the intellectual property described below in exchange for 50,000,000 common shares at par value of $0.001 per share.  The value of the Intellectual property at cost equaled the par value of the shares which in aggregate is $50,000.  Mathew Zuckerman, concurrent with the issuance of the 50,000,000 shares, gifted 12,850,000 personal shares to various individuals as compensation and as settlement of consulting services rendered to the Company.  The shares transferred were valued at par and recorded as contributed capital.

The intellectual property consists of trade secrets for the formulation of the present and future products, copyrights and trademarks in various stages of filing, and one US utility patent application filed on May 20, 2009 titled “Nitrated Non-Cyclic N-Alkane Scaffolds With Differentiated-Mean Combustive Equivalent As High Energy Density Fuel Improvers”.

Mathew Zuckerman, CEO and Louis O. Petrucci, VP of Sales, advanced funds to the Company and paid for various Company related expenses.  Total advances as of December 31, 2009 were $1,831,433 and total accounts payable related party as of December 31, 2009 was $54,346.

12.  SUBSEQUENT EVENTS

On January 4, 2010, the Company repaid $1,425,856 of the amount due officers; $405,557 remains payable.

On January 7, 2010, the Company received delivery of a custom designed diesel motorcycle purchased from Orange County Choppers, Inc. (OCC), the manufacturer, for which the Company paid cash compensation of $200,000 and issued OCC 500,000 shares of the Company's Common Stock. The asset is to be used for promotional purposes and had a cost of $100,000 and $100,000 was paid to OCC as consideration for the right and license to use OCC Marks, and use Paul Teutal’s name and personal likeness through December 31, 2010.

On March 29, 2010, Anders Karlson and Richard Astinger (Plaintiffs) commenced an action in Los Angeles Superior Court, Case No. EC 052697, against Mathew Zuckerman, Lou Petrucci, and Alkane, Inc. alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, conversion and fraud and misrepresentation, arising from the failure to repay $200,000 promissory note made payable to Plaintiffs by Mr. Zuckerman, of which only $100,000 was actually funded by Plaintiffs. On or about May 6, 2010, Plaintiffs filed a first amended complaint. Plaintiffs seek general damages, special consequential damages, punitive and treble damages, and other relief. Defendants have not yet responded to the complaint. The Company intends to vigorously defend the action. We express no opinion as to the probable outcome of this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and similar discussions in other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

We are a development stage company with limited operations and limited revenues from our business operations.

Alkane, Inc. has filed a registration statement on  Form 10 on a voluntary basis for the purpose of becoming a fully reporting company.  Alkane, Inc. is referred to in this Quarter Report on Form 10-Q as “Alkane”, the “Company”, “us”, or “we”. The Company was incorporated under the laws of the state of Florida on February 2, 1988 as All Nations Catering, Inc. The Company changed its name to Omicron Technologies, Inc. on June 29, 1998, changed its name to North Star Diamonds Inc. on June 4, 2003 and changed its name to Chanaral Resources, Inc. on April 11, 2007. On February 26, 2009, the Company changed its name to Alkane, Inc. in the State of Florida and on March 13, 2009, FINRA approved the Company’s request to change its trading symbol from CRLR to ALKN. On April 3, 2009, shares of the Company started trading under the symbol “ALKN”.

Omicron Technologies, Inc. was a provider of internet-based game services and was also in the business of developing a video technology to be an improvement of CCD imaging technology.  In this Quarterly Report on Form 10-Q, Omicron Technologies, Inc. is referred to as “Omicron Technologies.” When the business of Omicron Technologies proved to have only limited potential, the then-current management of Omicron Technologies sought other opportunities to protect the financial interests of the shareholders of Omicron Technologies and merged with a minerals company.  On June 4, 2003, after the merger was complete, the Company changed its name to North Star Diamonds, Inc.  When the business of North Star Diamonds, Inc. proved to be less successful than originally anticipated, the then-current management sought out and found another minerals company to merge with to protect the financial interests of the shareholders.  The company that North Star Diamonds, Inc. merged with was in the iron ore business and the company changed its name to Chanaral Resources, Inc. on April 11, 2007. In this Quarterly Report on Form 10-Q, Chanaral Resources, Inc. is referred to as “Chanaral.”

On January 29, 2009, the Company entered into an Agreement and Plan of Merger with Monster Diesel, Inc., a Nevada Corporation (incorporation date July 15, 2008), whereby both companies were merged with Alkane as the surviving corporation. In this Quarterly Report on Form 10-Q, Monster Diesel, Inc. is referred to as “Monster Diesel” and the merger between Chanaral and Monster Diesel is referred to as the “Merger Transaction.”  As consideration for the Merger Transaction, Chanaral issued 50,000,000 shares of its common stock to the shareholders of Monster Diesel, Inc. on a one-for-one issued exchange for all of the issued and outstanding shares of Monster Diesel.  The Merger Transaction represented a change in control of the Company.  For accounting purposes, this change in control constitutes a recapitalization of Monster Diesel and is accounted for as a reverse merger whereby the legal acquirer, Chanaral, is treated as the acquired entity.  Monster Diesel is treated as the acquiring entity with continuing operations.  Accordingly, the historical financial information of Monster Diesel constitutes the Company’s historical information prior to January 29, 2009 and combined operations of Monster Diesel and Chanaral are reported from January 29, 2009 forward.  Chanaral, prior to the reverse merger, held assets totaling $698,909 and liabilities of $734,377 resulting in the assumption of net liabilities totaling $35,468 by Monster Diesel, post merger. The Company recorded the net effect of the $77,575 common stock value issued and the net liability of $35,468 assumed as an adjustment to accumulated deficit for $113,003.  The consideration paid by the shareholders of Alkane, Inc., concurrent with the reverse merger, was the Monster Diesel™ product and associated business including an invention titled “Nitrated Non-Cyclic N-Alkane Scaffolds with Differentiated-Mean Combustive Equivalent as High Energy Density Fuel Improvers”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Overview - continued

The purpose of the Merger Transaction was for Chanaral to acquire a business that would allow the company to move forward by producing sales and profitability and generate a return on investment for the Company’s shareholders.  After the acquisition of Monster Diesel, it became apparent to the management and the Board of Chanaral (now with a name change to Alkane, Inc.) that the mining business did not fit with the fuel additive business and future demands for funds would be a drain on the Company’s resources. Accordingly, management sought out a company that would assume the liabilities of the mining operation in exchange for the assets of the mining operation; Management identified 458549 BC LTD, a Company formed as a British Columbia corporation on November 22, 1993 by Gary Moore, 765 Battle Street, Kamloops B.C. The Company’s Board approved the exchange of liabilities for assets in the mining business and Management consummated the transaction with 458549 BC LTD on March 3, 2009.

On March 3, 2009, we transferred all Chanaral Resources assets to 458549 BC, LTD in exchange for assumptions of all liabilities, which resulted in the recognition of a gain of approximately $35,000, associated with the business of Chanaral Resources, Inc. and discontinued the business that the Company was engaged in prior to the merger. 458549 BC LTD was formed as a British Columbia corporation on November 22, 1993 by Gary Moore, 765 Battle Street, Kamloops B.C.

There are three grades of gasoline to choose from at almost every one of the estimated 170,000 US gas stations and only one grade of diesel where diesel is sold.  This fact, in the opinion of management, creates an opportunity for a premium grade of diesel that can be serviced by Monster Diesel™.  The US has ten million vehicles/machines, including diesel powered trucks, buses, boats, construction and power generating.  There are a variety of diesel fuel additives to address one or more of the challenges common to diesel powered engines: fuel mileage, engine power, gelling, deicing, corrosion and engine wear.  None however, offers a comprehensive, cost saving solution to boost diesel fuel’s quality to premium levels and addresses all of diesel engine’s challenges, all in one product.  Our product that converts diesel fuel to a premium grade diesel . In 2006, revenue from diesel automotive fuel additives were estimated at $216.9 million with shipments of 85,400 metric tons. (reference:“US Automotive Fuel Additives Markets”, report number NOA 3-39, Frost & Sullivan, 2007).

Our goal is to help diesel engine operators upgrade their fuel to a premium grade and pay for our product out of the savings in increased mileage alone.  On an energy density basis the proprietary ingredient in Monster Diesel™, which is 50% of the volume, when mixed with diesel fuel increases the energy of the fuel mixture so that one quart of Monster Diesel™ is equivalent to 25 gallons of diesel. We will generate revenues by selling quarts of Monster Diesel™ to 18-wheel truckers to mix with a 250 gallon fill-up and by selling barrels, totes and tankers to trucking fleets and their suppliers.

Our offices are currently located at 2205 York Road, Suite Number 14, Lutherville, MD 21093, which is leased for $1,500 per month and the lease expired on November 30, 2010.  The company was on a month to month basis through December 31, 2010. The Monster Diesel TM product is blended in Pittsburgh Pennsylvania by a subcontractor who would be dedicating approximately 5% of his annual output to meet the Company’s sales plan.  The product is bottled in Philadelphia, Pennsylvania by a second subcontractor. The finished product is warehoused and shipped from our Lutherville, Maryland location.  Sales, marketing and support operations are currently located in Lutherville, Maryland.

Results of Operations – Three Month Period Ended December 31, 2009 Compared to December 31, 2008

During the three month period ended December 31, 2009, we incurred a net loss of $416,767 representing a 66.7% increase for the same period in 2008 of $249,866. This loss for the period ended December 31, 2009 consisted of expenses ($413,352) less interest expense ($3,595) and interest income of $180.  The expenses were 37% sales and marketing ($152,584), 22% research & development ($90,223), and 41% general and administrative ($170,545).  This loss for the period ended December 31, 2008 consisted of expenses ($249,897) and interest income of $31.  The expenses were 35% sales and marketing ($87,746), 16% research & development ($40,922), and 49% general and administrative ($121,229).

Results of Operations – Six Month Period Ended December 31, 2009 Compared to December 31, 2008

During the six month period ended December 31, 2009, we incurred a net loss of $779,290 representing a 211% increase for the same period in 2008 of $249,866. This loss for the six month period ended December 31, 2009 consisted of expenses ($775,875) less interest expense ($3,595) and interest income of $180.  The expenses were 38% sales and marketing (297,542), 24% research & development ($183,910) and 38% general and administrative ($294,423).  This loss for the six month period ended December 31, 2008 consisted of expenses ($249,897) and interest income of $31.  The expenses were 35% sales and marketing ($87,746), 16% research & development ($40,922), and 49% general and administrative ($121,229).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Results of Operations – Six Month Period Ended December 31, 2009 Compared to December 31, 2008 - continued

There is no assurance that additional financing, if required, will be available on reasonable terms or at all.  The Company intends to use its working capital principally to: purchase product for sale, execute a sales and marketing plan, fund our research & development and the Company’s overhead and operating costs.

Purchase or Sale of Equipment

We have purchased $5,570 of equipment as of December 31, 2009 with a book value of $4,807 after depreciation.  We have not sold any equipment in the period from Inception (July 15, 2008) to December 31, 2009.  We do not expect to purchase or sell any plants or significant equipment over the twelve months ending June 30, 2010.

Revenues

We had revenues of $37,321 for the period from Inception (July 15, 2008) through December 31, 2009.  We believe that we will start receiving additional orders for Monster Diesel™ in January  to March 2010 period and be able to commence the commercial launch and execute our marketing plan and that that we will be in a position to begin generating revenues forecasted to be approximately $330,000 in the twelve month period ending June 30, 2010.

Liquidity and Capital Resources

As previously noted, we have raised $100,000 from the sale of stock and $172,600 in a loan that was later converted to stock.  Our officers and directors have contributed $1,885,779 in cash as $54,346 in accounts payable officer and $1,831,433 advances due to officers, which appear on the balance sheet as of December 31, 2009.  At December 31, 2009, we had $1,460,396 in cash. We also had $81,064 in prepaid expenses and inventory in the amount of $30,000.

As of December 31, 2009 we had $1,460,396 in cash compared to $0 as of June 30, 2009.  Our budgeted expenditures for expenses in the twelve months ending June 30, 2010 are $1,595,000. Our sales for the fiscal year are far slower than planned. This has reduced the need for funds for materials and inventory.  We have forecasted that the expenditure for sales and marketing will grow at a much faster rate than expenditures on research and development and general and administrative expenses.   We have adjusted  our expenditures from, the earlier forecasted rates. The adjusted expenditures are $1,265,000 for operations and $200,000 for inventory and receivables for a total of $1,456,000 for the twelve months ending June 30, 2010. We presently have a budgeted deficit of $1,265,000.  The officers and directors are prepared to accrue salaries and provide additional capital through notes payable within reason to support the company to attain breakeven on a cash basis.  Management plans to pace the growth in expenditure for marketing and sales to the actual rate of receipt of orders to manage cash flow.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Liquidity and Capital Resources - continued

How long we will be able to satisfy our cash requirements depends on how quickly we can generate increased revenue over the present low levels of and how much revenue can be generated. We estimated that we will have to be supplemented our present cash balance with continuing the practices of accruing salaries and providing additional capital through notes payable so that our cash balance will not be extinguished prior to the end of June 2010, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to generate $330,000 of revenues in the year ending June 30, 2010.  Alkane has to raise funds to fund the forecasted loss of $1,265,000 for the twelve months ended June 30, 2010. This short fall will be covered in part by margin generated from sales and the balances from investment in order to fund all expenditures under our plan.  If we fail to generate sufficient revenues, we will need to raise additional funds for the future development of our business, or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans for the present product or for future products.

Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock, $.001 par value, on a “Best Efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.  Because the outcome or this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

There are also no plans or expectations to purchase or sell any significant equipment for operations or any other purpose in the twelve months ending June 30, 2010.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report to the audited financial statement as of June 30, 2009 dated September 22, 2009, expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer has determined that there have been no changes to our internal control over financial reporting during the three-month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have a limited operating history, which makes it difficult to predict its future operating results.

Our limited operating history gives you very little basis upon which to evaluate our ability to accomplish our business objectives. In making an investment decision, you should evaluate the business in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. We may not be successful in addressing these risks.  It is difficult to accurately forecast the future revenue and plan expenses accordingly and, therefore, predict the future operating results.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in revenue and operating results include:

1.           Fluctuations in demand and price for diesel fuel additives

2.           Competitive price reductions from competitors

3.           Increase in costs to manufacture the product

4.           Timeliness of customers’ payments for their purchases

5.           Any significant changes in the competitive dynamics of the market, including any new entrants, technological advances or substantial discounting of products

6.           General economic conditions in domestic and international markets

Our gross margin may fluctuate from quarter to quarter and may be adversely affected by a number of factors, some of which are beyond our control.

Our gross margin will fluctuate from period to period and may be adversely affected by a number of factors, including:

1.           The cost of marketing

2.           The fluctuating cost of sales leads

3.           The fluctuating rate of default Accounts Receivable

4.           Cost of general administrative costs

5.           Drastic decrease in the price of diesel fuel

If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue to expand, or employ aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of orders, or we could be required to reduce our prices or increase our expenses for areas such as marketing and advertising.

ITEM 1A. RISK FACTORS - continued

The markets in which we compete are highly competitive, many of our competitors are much larger than we are, and we may not be able to compete effectively.

Competition in the fuel additives market is based on price, quality, functionality, existing business and customer relationships and scalability. Other companies have, or may have in the future, products or services that are or could be competitive with our services and which could adversely affect our competitive position.

Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, greater capacity and better-established relationships with potential customers than we have.  Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies.  In addition, many of our competitors have the financial resources to offer competitive products below market pricing levels that could prevent them from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.

We must respond to evolving industry standards and requirements in order for its products to be competitive and successful.

We expect our competitors to continue to improve the performance of their existing products and services and to introduce new fuel additive products and services. We may not have sufficient resources to make improvements to our products and we may not be able to make the technological advances necessary to be competitive which may limit our ability to effectively sell products to targeted customers who have prior relationships with our competitors.

If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.

We are highly dependent upon the efforts of our management team.  The death or departure of any of our key personnel could have a material adverse effect on our business.  In particular, the loss of Mathew Zuckerman, our Chief Executive Officer, could significantly impact our ability to operate and grow the business and could cause performance to differ materially from projected results.  Mathew Zuckerman has no written contract with the Company.  Our success also depends to a significant degree upon the continued contributions of our sales agents, technical contractors or other personnel, many of whom would not be difficult to replace, but whose loss to the Company could be disruptive to the business for an unspecified period of time.  We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, sales, finance and support personnel. Competition for these individuals is intense in their industry.  We may not succeed in identifying, attracting and retaining appropriate personnel. Further, competitors and other entities may attempt to recruit our employees. The loss of the services of any of our personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all.  The terms of any additional financing may place limits on our financial and operating flexibility. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

Our success is subject to governmental regulation in the diesel fuel industry.

Much of the demand for our high-tech fuel additive products is related to the recent changes in U.S. legislation calling for tighter emission controls with regards to diesel fuel and diesel engine emissions.  As the regulations call for lower emissions from diesel fuel and diesel engines, our position will become stronger in the market.  Should the legislation surrounding diesel emissions change and become more lenient, the demand for our products may decrease, adversely affecting our ability to grow.

Failure to Properly Manage Growth and Expansion Could Adversely Affect Our Business and Shareholder’s Equity.

We anticipate future growth from existing products and possible growth through newly developed products.   This growth will increase the demands on our management, operating systems and internal controls.  Consequently, our existing management resources and operational, financial, human and management information systems and controls may be inadequate to support its future operations.  We do not know if we will be able to manage our growth successfully.  As a result of these concerns, we may not be able to grow, or, if we do grow we do not know at what growth rate.

ITEM 1A. RISK FACTORS - continued

If we are Unable to Protect Our Intellectual Property, Our Business Could Suffer.

Our future sales and expansion into additional markets will depend heavily upon our products that we have developed and upon products that we are currently developing.  Our Trade Secret program is currently being instituted to protect our proprietary formulas and these formulas are always at risk.  There is no assurance that we can adequately protect this intellectual property.  If we fail to protect our intellectual property, we may lose any competitive advantage over our competitors, and our business could suffer.
To protect the formulas to our products and our products’ sales we may rely on a combination of:

•	Trade secret laws,
•	Copyright, trademark , and trade name laws,
•	Issued and pending patents,
•	Confidentiality procedures and agreements,
•	Having unique product formulas.

These methods of protection may not be adequate to protect against using our technology and business methods. Accordingly, we cannot assure you that we will be able to maintain the advantage associated with our business methods, services or competitive features.

Despite our efforts to formally protect our intellectual property and keep information confidential, we may not be able to protect and use our intellectual property.  We may not be able to protect our formulations because:

•	Even if issued, new patents, trademarks, trade names or copyright registration may be challenged, invalidated or designed around.
•	We may not be granted adequate prodection for our products, formulations and processes and parts of our technology may be found to be unable to be registered.
•	Time-consuming and costly litigation may be necessary to protect our proprietary technologies.
•	Policing unauthorized use of our intellectual property may be difficult and expensive.
•	Competitors may independently develop similar technology or design around our intellectual property.

Third Parties May Prevent Us From Developing or Using Intellectual Property.

We may not be able to use our intellectual property or further develop our business because of third parties.  We cannot assure you that third parties will not, in the future, claim infringement by us with respect to the current or future products.  These claims of infringement, whether successful or not, could seriously harm our business, or results of operations.

Third parties:

•	May bring claims of copyright, trade name or trademark infringement against us,
•	May obtain patents or other intellectual property rights which may limit our ability to use certain technologies or require us to license or cross license technology, or
•	May bring costly, time-consuming lawsuits.

We are not aware of any issued patents that cover formulations similar to the formulations in the products we have developed.

We have received a ‘Going Concern Opinion’ from our Auditor.

In regard to our June 30, 2009 Financial Statement, the Company received a “Going Concern Opinion” from our auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise capital by borrowing funds and/or offering shares of its common stock.  Because the outcome of these capital-raising efforts is not susceptible to reasonable estimation by management we received a “Going Concern Opinion”.  If we are unable to address our need for capital, we will be unable to execute our Business Plans and this could have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS - continued

Investors in our Common Stock  Must be Willing to Hold outhe Common Stock Indefinitely, and May Not be Able to Liquidate the Shares.

An investment in the Common Stock could be long-term and non-liquid.  As discussed above, the common stock will not be registered under the Securities Act or any foreign or state securities laws and, as such, may be tradable only by reason of exemptions from such registration that depend in part on the investment of the investors.  Prospective investors must represent in writing that they are purchasing the Common Stock:

•	For their own account
•	For long term investments, and
•	Not with a view toward resale or distribution.

Earnings Needed for Expansion.

We intend to retain most future earnings, net of dividends that may be paid on common stock, to fund the operation and expansion.  We may not generate profits and that will not permit us to pay cash dividends on our common shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation, filed on January 26, 2010	Incorporated by Reference to Exhibit 3.1.1 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

3.2	Amended and Restated Bylaws	Incorporated by Reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKANE, INC.

Date: May 11, 2010	By:	/s/ Mathew Zuckerman
Mathew Zuckerman
Chief Executive Officer & President

Date: May 11, 2010	By:	/s/ Mathew Zuckerman
Mathew Zuckerman
Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation, filed on January 26, 2010	Incorporated by Reference to Exhibit 3.1.1 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

3.2	Amended and Restated Bylaws	Incorporated by Reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002