Form 10-Q
period 2010-03-31
ALKANE, INC.
filed 2010-05-24
CIK 1066717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2010, the Registrant had 187,869,256 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009 (Audited)	4

Statements of Operations (Unaudited) for the Three and Nine Months Ended March 31, 2010, the three months ended March 31, 2009 and from Inception (July 15, 2008) to March 31, 2009 and 2010	5

Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2010 and from Inception (July 15, 2008) to March 31, 2009 and 2010	6

Notes to Financial Statements	7 - 14

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	As of	As of
	March 31, 2010	June 30, 2009
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,699	$-
Accounts receivable	33,145	16,121
Prepaid expense and deposits	123,836	79,503
Expenses prepaid with stock	714,500	-
Inventory	48,881	-
Note receivable	-	50,000
Total current assets	922,061	145,624

Fixed Assets
Property and equipment (net of depreciation) (Note 5)	106,764	1,985

Other Assets
Other intellectual property (net of amortization) (Note 6)	46,112	48,612
Website (net of amortization) (Note 7)	19,087	13,000
Security Deposit	1,500	-

Total assets	$1,095,524	$209,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$220
Accounts payable (Note 8)	254,684	49,808
Accounts payable - related parties (Note 8)	4,504	96,112
Accrued salaries and expenses	860,550	331,250
Short term note payable (Note 9)	75,554	-
Common stock payable (Note 8)	16,660	-
Advances due to officers (Note 8)	458,162	110,901

Total current liabilities	1,670,050	588,291

Total liabilities	1,670,050	588,291

Stockholders' Deficit
Common stock, $0.001 per value, 1,000,000,000
shares authorized, 187,869,256 and 130,300,680 common shares
issued and outstanding, respectively (Note 10)	187,870	130,301
Additional paid in capital	3,333,130	352,724
Deficit accumulated during development stage	(4,095,526)	(862,095)

Total stockholders' deficit	(574,526)	(379,070)

Total liabilities and stockholders' deficit	$1,095,524	$209,221

The accompanying notes are an integral part of these financial statements.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the nine	From Inception	From Inception
	month period ended	month period ended	month period ended	(July 15, 2008) to	(July 15, 2008) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

Sales	$36,495	$21,000	$36,495	$21,000	$73,816

Cost of sales	20,492	-	20,492	-	32,378

Gross profit	16, 003	21,000	16,003	21,000	41,438

Expenses
Sales and marketing	364,829	126,853	662,371	214,599	991,166
Research and development	106,615	96,031	290,525	136,953	535,926
Employee stock base compensation	1,304,050	-	1,304,050	12,850	1,316,900
General and administrative	499,457	41,650	793,880	162,879	1,016,791

Total expenses	2,274,951	264,534	3,050,826	514,431	3,860,783

Net operating loss	(2,258,948)	(243,534)	(3,034,823)	(493,431)	(3,819,345)

Other income and expense
Interest income	105	-	285	31	285
Financing cost	(164,500)	-	(164,500)	-	(164,500)
Interest expense	(30,798)	-	(34,393)	-	(34,393)
Gain on sale of assets	-	35,428	-	35,428	35,428

Net loss	$(2,454,141)	$(208,106)	$(3,233,431)	$(457,972)	$(3,982,525)

Net loss per share: Basic	$(0.01)	$-	$(0.02)	$-

Weighted average number of shares
outstanding: Basic	179,450,314	-	146,323,968	-

The accompanying notes are an integral part of these financial statements.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month	From Inception	From Inception
	period ended	(July 15, 2008 to	(July 15, 2008 to
	March 31, 2010	March 31, 2009)	March 31, 2010)
Cash flows from operating activities
Net loss	$(3,233,431)	$(457,972)	$(3,982,525)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	14,825	-	16,433
Gain on sale of assets	-	-	(35,428)
Stock based compensation	1,450,050	-	1,462,900
Stock based financing cost	164,500	-	164,500
Changes in assets and liabilities
Decrease in accounts receivable	(17,024)	-	(33,145)
(Increase) decrease in prepaid expenses and deposits	(45,833)	-	(55,334)
Increase in inventory	(48,881)	(7,424)	(48,881)
Increase in accounts payable	204,876	150,441	254,684
Increase (decrease) in accounts payable related parties	(91,612)	-	4,500
Increase in accrued salaries and expenses	529,300	150,000	860,550
Net cash used in operating activities	(1,073,230)	(164,955)	(1,391,746)
Cash flows from investing activities
Website design	(12,450)	-	(25,450)
Acquisition of equipment	(110,741)	-	(112,946)
Issuance of notes receivable	-	-	(50,000)
Receipt of note receivable	50,000	-	50,000
Net cash provided by (used in) investing activities	(73,191)	-	(138,396)
Cash flows from financing activities
Bank overdrafts	(220)	-	-
Proceeds from issuance of common stock	728,925	187,172	828,925
Proceeds from common stock payable	16,600	-	16,600
Advances due to officers	327,261	46,000	438,162
Proceeds from short term notes payable	135,448	-	308,048
Principal payments on short term notes payable	(59,894)	(25,000)	(59,894)
Net cash provided by financing activities	1,148,120	208,172	1,531,841

Net increase in cash or cash equivalents	1,699	43,217	1,699

Cash, beginning of period	-	-	-

Cash, end of period	$1,699	$43,217	$1,699

Supplementary information:
Interest paid	$4,393	$-	$4,393
Non-cash activities:
Shares issued for intellectual property	$-	$50,000	$50,000
Deposit to vendors, liability assumed by CEO	$-	$-	$70,000
CEO debt assumed by Company	$(70,000)	$-	$(70,000)
Shares issued to settle advances due to related party	$50,000	$-	$50,000
Shares issued for reverse merger	$-	$77,575	$77,575
Shares issued to settle debt	$-	$172,600	$172,600
Shares issued for services	$714,500	$-	$714,500

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

2.  GOING CONCERN

Due to the Company’s limited amount of additional committed capital, recurring losses, negative cash flows from operations and its inability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The Company’s financial statements as at March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of March 31, 2010, the Company has an accumulated deficit of $4,095,526 with total stockholders’ deficit of $574,526.  The Company incurred an operating loss totaling $3,233,431 for the nine month period ended March 31, 2010.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

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

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

4.  PREPAID EXPENSES AND DEPOSITS

The following made up the balance in prepaid expenses and deposits:

	03/31/10	6/30/09
Deposit Inventory	$-	$70,000
Security deposit	-	1,500
Prepaid sales and marketing	83,424	-
Expense prepaid with stock	714,500		-
Prepaid commissions	39,465	-
Prepaid insurance	947	8,003
Total	$838,336	$79,503

Prepaid sales and marketing consists of season tickets for professional baseball with a cost of $8,424 and the unamortized portion of an endorsement contract. The Company has the rights to use certain trademarks in promotional activities for a period of one year ending December 31, 2010.  The cost of the endorsement was $100,000.  Amortization of $25,000 was recognized as Sales and Marketing expenses for the three and nine months ended March 31, 2010.

Expenses prepaid with stock consist of common stock and warrants issued for services. On March 31, 2010, the Company entered into a consulting agreement with Redwood Consultants, LLC (Redwood) to advise, assist and consult with the Company relating to investor relations.  Redwood agrees to provide these services for a period of one year ending March 31, 2011.  The Company issued 2,900,000 shares of its common stock to Redwood as consideration for their services.  In addition, Redwood received 1,000,000 warrants to purchase common stock at an exercise price of $0.20 per share; such warrants are exercisable for twenty four months following the expiration of the initial term of the Company’s consulting agreement with Redwood. The value of the consulting services provided equaled the fair market value of $707,000. The company recognized $707,000 as a prepaid expense for the quarter ended March 31, 2010.  Beginning April 1, 2010, $58,916 of consulting expenses will be included in General and Administrative expenses in the Statements of Operations.

On January 6, 2010, the Company issued 142,857 shares to Michael Stone, at an aggregate price per share of $0.105 as compensation for past and future services valued at $15,000.  $7,500 was expensed in the current quarter and is reflected in general and administrative, the remaining $7,500 is reflected as expenses prepaid with stock and will be expensed in April, 2010.

5.  EQUIPMENT

The equipment consists of furniture, fixtures, office equipment, and promotional equipment with a cost of $112,946.  Depreciation of equipment has been computed over an estimated useful life of five years using the straight-line method.  Depreciation charges totaled $6,182 from inception (July 15, 2008) to March 31, 2010 and $5,419 and $5,962 during the three and nine months ended March 31, 2010.

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

The value of the Intellectual property at cost equaled the par value of the shares which in aggregate is $50,000.  Amortization of intangibles has been computed over an estimated useful life of fifteen years using the straight-line method.  Amortization charges were $3,888 from inception (July 15, 2008) to March 31, 2010 and $833 and $2,500 during the three and nine month periods ended March 31, 2010.

Expected amortization of intellectual property over the balance of the useful life of fifteen years is as follows:

Year Ending March 31,
2011	$3,333
2012	3,333
2013	3,333
2014	3,333
2015	3,333
Thereafter	29,447
Total	$46,112

7. WEBSITE

During the three month period ended September 30, 2009, the Company finalized its redesign of the Company’s website.  A total of $25,450 was capitalized for the cost of the redesign. Amortization of the website has been computed over an estimated useful life of three years using the straight-line method.  Amortization charges were $6,363 from inception (July 15, 2008) to March 31, 2010 and $2,121 and $6,363 during the three and nine month periods ended March 31, 2010. The accounting for the website costs complies with FASB ASC 350-50-25.

8.  ACCOUNTS PAYABLE & ADVANCES DUE TO OFFICERS

As of March 31, 2010, the Company had $259,184 of total accounts payable of which $4,500 was due to officers for expenses incurred by the officers on behalf of the Company.

Advances due to officers as of March 31, totaled $458,162.  The advances due to officers are non interest-bearing, unsecured, and due on demand.

During the three months ended March 31, 2010, the Company received $16,600 of advances from potential investors.  As of March 31, 2010 common stock payable totaled $16,600; no shares have been issued to date.  The advance is fully refundable, non interest bearing and due on demand.

9.  SHORT TERM NOTES PAYABLE

The following made up the balance in short term notes payable:

	03/31/10	6/30/09
Note payable - Worldvest	$13,701	$-
Note payable – N. Petrucci	15,000	-
Note payable – Goldstein	46,853	-
Total	$75,554	$-

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

9.  SHORT TERM NOTES PAYABLE (continued)

On May 9, 2009, we signed an operating agreement to form Monster Fuels, LLC (aka Monster Fuels Technologies, LLC), (the “LLC”) to enter into a joint venture with a limited partnership, StormWorks Monster, LLC (“Storm”), that was formed by WorldVest, Inc. (a Florida company) (“World”). In relation to the joint venture, two of our vendors were paid a total of $70,000 by World through the LLC.  On June 22, 2009, Mathew Zuckerman, CEO, assumed full liability to repay $70,000 to World.  The Company recorded a $70,000 deposit for future purchase orders and contributed capital for the assumption of liability by the CEO. During the three month period ended December 31, 2009, the Company believed it was in the best interest of the Company to assume the liability of the $70,000 as the funds were used in the operations of the Company.  The note bears interest at 12% with interest due monthly.  Principal payments on the loan are $7,500 per month.  As of March 31, 2010, $13,701 was due on the note. Total interest paid as of March 31, 2010 was $4,393.

On February 26, 2010, the Company received $15,000 from N. Petrucci.  The loan is due on demand and bears no interest.  As of March 31, 2010, $15,000 was due on the loan.

On March 11, 2010, the Company  received $45,000 from Larry Goldstein.  In exchange, the Company issued Goldstein a note pursuant to which the Company promised to pay Goldstein $45,000 and 10% of the profit (but no less than $4,500) from the sale of $90,000 of product.   Total principal and profit share are due and payable April 30, 2010.  The note is secured by inventory purchased with the funds and the accounts receivable generated from the sales of the inventory.  As of March 31, 2010, $46,853 was due on the note.

10.  STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock having a par value of $0.001 per share.  As of March 31, 2010, there are 187,869,256 common shares issued and outstanding.  There is only one class of stock: common.

As of March 31, 2010, the Company issued an aggregate of 187,869,256 shares of unregistered common stock in connection with the following transactions:

Since inception,  the Company has issued unregistered securities to  certain persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of  Section 4(2) thereof or Regulation D promulgated there under. All recipients had adequate access to information about the Company through their relationships with  us.

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

Issuance of Common Stock in connection with conversion of debt

On March 2, 2009, the Company issued 1,726,000 shares of restricted common stock to Alkane, Inc., a Wyoming corporation, (referred to herein as “Alkane (Wyoming)”) in settlement of a liability of $172,600.   During the period from October 29, 2008 to December 9,  2008, Alkane (Wyoming), provided a total of  $172,600 in loans to Monster Diesel.  The Company assumed this loan as part of the merger and later satisfied the loan by issuing 1,726,000 shares of restricted common stock to Alkane (Wyoming).  Alkane (Wyoming) is not now,  and never was, related to Alkane, Inc., Chanaral Resources, Inc. or Monster Diesel, Inc.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

10.  STOCKHOLDERS’ DEFICIT (continued)

Issuance of Common Stock in connection with conversion of debt (continued)

On January 6, 2010, the Company issued 476,191 shares to Michael Stone, at an aggregate price per share of $0.105 as repayment for $50,000. Additionally the Company issued Mr. Stone  warrants to purchase 5,000,000 shares of Company common stock as financing cost for funds advanced and for past and future services rendered to the Company.  The warrants are at an exercise price of $0.03 per share and expire on May 31, 2011. The value of the warrants provided equaled the fair market value of the Company’s stock underlying the warrants which in aggregate is $164,500 on the date of issuance.  The fair value of the warrants granted is estimated at the respective grant date using the Black-Scholes Option Module, the assumptions made in stated fair value were; expected volatility of 341%, three year expected life and 4.55% risk free rate.  The company recognized $164,500 in non cash financing cost for the quarter ended March 31, 2010.

Private Placements of Common Stock

Pursuant to a Subscription Agreement dated March 26, 2009, the Company issued 500,000 shares of its common stock to Lazy River Shadows, LLC at an aggregate price of $50,000, or $0.10 per share.  In addition, pursuant to a Subscription Agreement dated May 6, 2009, the Company issued 500,000 shares of its common stock to Lazy River Shadows, LLC at an aggregate price of $50,000, or $0.10 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On January 6, 2010, the Company issued 4,900,001 shares of its common stock to Michael W. Berg at an aggregate price of $214,475 or $0.04377 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On February 15, 2010, pursuant to Subscription Agreements entered into during the quarter ended March 31, 2010, the Company issued 4,899,527 shares of its common stock to various individuals at an aggregate price of $514,450 or $0.105 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

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

 Issuance of Common Stock in connection with non-compete agreements

On January 6, 2010, the Company issued 40,000,000 shares of its common stock to its officers.  Mathew Zuckerman, CEO received 25,000,000 shares and Lou Petrucci, Vice President of Sales received 15,000,000 shares as compensation for executing non-compete agreements with the company. The value of the shares issued equaled the fair market value of the Company’s stock which in aggregate is $1,304,000 on the date of issuance.  The company recognized $1,304,000 in compensation expenses for the quarter ended March 31, 2010, which is included in non cash consulting expense in the Statements of Operations.

Issuance of Common Stock in connection with consulting services

On January 6, 2010, the Company issued 4,250,000 shares of its common stock to various individuals as partial compensation for past and future services rendered to the Company.  The value of the consulting services provided equaled the fair market value of the Company’s stock which in aggregate is $138,550 on the date of issuance.  The company recognized $138,550 in consulting expenses for the quarter ended March 31, 2010, which is included in General and Administrative expenses in the Statements of Operations.

On January 6, 2010, the Company issued 142,857 shares to Michael Stone, at an aggregate price per share of $0.105 as compensation for past and future services valued at $15,000.  $7,500 was expensed in the current quarter and is reflected in general and administrative, the remaining $7,500 is reflected as expenses prepaid with stock and will be expensed in April, 2010.

 On March 31, 2010, the Company entered into a consulting agreement with Redwood Consultants, LLC (Redwood) to advise, assist and consult with the Company relating to investor relations.  Redwood agrees to provide these services for a period of one year ending March 31, 2011.  The Company issued 2,900,000 shares of its common stock to Redwood as consideration for their services.  In addition, Redwood received 1,000,000 warrants to purchase common stock at an exercise price of $0.20 per share; such warrants are exercisable for twenty four months following the expiration of the initial term of this agreement. The fair value of the warrants granted of $195,500 is estimated at the respective grant date using the Black-Scholes Option Module, The assumptions made in stated fair value were; expected volatility of 341%, three year expected life and 4.55% risk free rate.  The value of the consulting services provided equaled the fair market value of the Company’s stock which in aggregate is $682,500 on the date of issuance. The company recognized $707,000 as a prepaid expense for the quarter ended March 31, 2010.  Beginning April 1, 2010 $58,916 of consulting expenses will be included in General and Administrative expenses in the Statements of Operations.

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

Mathew Zuckerman, CEO and Louis O. Petrucci, VP of Sales, advanced funds to the Company and paid for various Company related expenses.  Total advances as of March 31, 2010 and June 30, 2009 were $458,162 and $110,901 and total accounts payable related party was $4,500 and $96,112, respectively.

On January 6, 2010, the Company provided indemnification to Mat Zuckerman for loans and associated fees assumed by him personally for the benefit of the Company in connection with short term loans in the amount of $250,000 from two individuals and loan fees in the amount of $45,000.

On April 20, 2010, the Company executed employment agreements with Mathew Zuckerman, CEO, Louis Petrucci, Vice President, Sales and Marketing, and Jerry Clever, Chief Technology Officer. The term of the agreement is for one year through April 30, 2011 and renews automatically on each subsequent anniversary unless either party provides written notice not less than 30 days prior to the subsequent anniversary that the employment term shall not be extended.  The agreements provide for annual compensation of $480,000 for Mathew Zuckerman, $360,000 for annual compensation for Louis Petrucci, and $120,000 for annual compensation for Jerry Clever.  In addition, upon execution of the agreements Mathew Zuckerman was provided 60,000,000 restricted shares of the Company’s common stock, Louis Petrucci was provided 30,000,000 restricted shares of the Company’s common stock, and Jerry Clever was provided 1,000,000 restricted shares of the Company’s common stock.

12.  LEGAL

On March 26, 2010, Anders Karlsson and other plaintiffs (collectively, the Plaintiffs) commenced an action in the Los Angeles Superior Court, Case No. EC 052689, against Mathew Zuckerman, Lou Petrucci and Michael W. Berg alleging claims for breach of contract, breach of covenant of good faith and fair dealing, conversion, breach of fiduciary duty, fraud and misrepresentation, and declaratory and other equitable relief, arising from an alleged agreement to sell the plaintiffs’ stock of the Company.  Plaintiffs sought in the complaint general damages, special consequential damages, punitive or treble damages, declaratory relief, and injunctive relief.  On April 9, 2010, Plaintiffs filed a first amended complaint purporting to add the Company as a defendant.  In the first amended complaint, Plaintiffs alleged they delivered $188,500 to the escrow account of Mr. Berg to purchase shares of the Company from an undisclosed party at $0.03 per share.  Plaintiffs further allege that they only received 1,383,334 of the 6,250,002 shares of the Company stock that were supposed to be delivered to them.  The individual defendants have informed us that they intend to vigorously defend the action.  The Company intends to vigorously defend the action.  We express no opinion as to the probable outcome of this matter.

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

ALKANE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENTS

On April 20, 2010, the Company executed employment agreements with Mathew Zuckerman, CEO, Louis Petrucci, Vice President, Sales and Marketing, and Jerry Clever, Chief Technology Officer. The term of the agreement is for one year through April 30, 2011 and renews automatically on each subsequent anniversary unless either party provides written notice not less than 30 days prior to the subsequent anniversary that the employment term shall not be extended.  The agreements provide for annual compensation of $480,000 for Mathew Zuckerman, $360,000 for annual compensation for Louis Petrucci, and $120,000 for annual compensation for Jerry Clever.  In addition, upon execution of the agreements Mathew Zuckerman was provided 60,000,000 restricted shares of the Company’s common stock, Louis Petrucci was provided 30,000,000 restricted shares of the Company’s common stock, and Jerry Clever was provided 1,000,000 restricted shares of the Company’s common stock.

On April 20, 2010 the Company authorized the issuance of 32,000 restricted shares of common stock to one individual as partial compensation for past and future services rendered to the corporation.

On April 20, 2010 the Company authorized the issuance of 315,000 restricted common shares to three individuals as partial compensation for past and future services rendered to the corporation.

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

Alkane, Inc. has filed a registration statement on  Form 10 on a voluntary basis for the purpose of becoming a fully reporting company.  Alkane, Inc. is referred to in this Quarterly Report on Form 10-Q as “Alkane”, the “Company”, “us”, or “we”. The Company was incorporated under the laws of the state of Florida on February 2, 1988 as All Nations Catering, Inc. The Company changed its name to Omicron Technologies, Inc. on June 29, 1998, changed its name to North Star Diamonds Inc. on June 4, 2003 and changed its name to Chanaral Resources, Inc. on April 11, 2007. On February 26, 2009, the Company changed its name to Alkane, Inc. in the State of Florida and on March 13, 2009, FINRA approved the Company’s request to change its trading symbol from CRLR to ALKN. On April 3, 2009, shares of the Company started trading under the symbol “ALKN”.

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

There are three grades of gasoline to choose from at almost every one of the estimated 170,000 US gas stations and only one grade of diesel where diesel is sold.  This fact, in the opinion of management, creates an opportunity for a premium grade of diesel that can be serviced by Monster Diesel™.  The US has ten million vehicles/machines, including diesel powered trucks, buses, boats, construction and power generating.  There are a variety of diesel fuel additives to address one or more of the challenges common to diesel powered engines: fuel mileage, engine power, gelling, deicing, corrosion and engine wear.  None however, offers a comprehensive, cost saving solution to boost diesel fuel’s quality to premium levels and addresses all of diesel engine’s challenges, all in one product.  Our product that converts diesel fuel to a premium grade diesel. In 2006, revenue from diesel automotive fuel additives were estimated at $216.9 million with shipments of 85,400 metric tons. (reference:“US Automotive Fuel Additives Markets”, report number NOA 3-39, Frost & Sullivan, 2007).

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

Our offices are currently located at 2205 York Road, Suite Number 14, Lutherville, MD 21093, which is leased for $2,900 per month through March 31, 2011. The Monster Diesel TM product is blended in Pittsburgh Pennsylvania by a subcontractor who would be dedicating approximately 5% of his annual output to meet the Company’s sales plan.  The product is bottled in Philadelphia, Pennsylvania by a second subcontractor. The finished product is warehoused and shipped from our Lutherville, Maryland location.  Sales, marketing and support operations are currently located in Lutherville, Maryland.

Results of Operations – Three Month Period Ended March 31, 2010 Compared to March 31, 2009

During the three month period ended March 31, 2010, we incurred a net loss of $2,454,141 compared to the same period in 2009 of $208,106. This loss for the period ended March 31, 2010 consisted of sales $36,495 less cost of sales ($20,492), expenses ($2,274,951) less interest expense ($30,798), non cash finance cost ($164,500) and interest income of $105.  The expenses (as a percentage of net loss) were 15% sales and marketing ($364,829), 4% research & development ($106,615), 20% general and administrative ($499,457) and 53% employee stock based compensation ($1,304,050).   The loss for the period ended March 31, 2009 consisted of expenses ($264,534) sales $21,000 and gain on sale of assets $35,428.  The expenses were 61% sales and marketing ($126,853), 46% research & development ($96,031), and 20% general and administrative ($41,650).

Results of Operations – Nine Month Period Ended March 31, 2010 Compared to March 31, 2009

During the nine month period ended March 31, 2010, we incurred a net loss of $3,218,931 compared to the same period in 2009 of $457,972. This loss for the nine month period ended March 31, 2010 consisted of sales $36,495 less cost of sales ($20,492) expenses ($3,050,826) less interest expense ($34,393), non cash interest expense of ($150,000) and interest income of $285.  The expenses (as a percentage of net loss) were 20% sales and marketing (662,371), 9% research & development ($290,525), 25% general and administrative ($793,880) and 40% employee stock based compensation ($1,304,050).  The loss from inception (July 15, 2008) to March 31, 2009 consisted of sales $21,000, expenses ($514,431), gain on of sale of assets $35,428 and interest income of $31.  The expenses were 47% sales and marketing ($214,599), 30% research & development ($136,953), and 36% general and administrative ($162,879).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

There is no assurance that additional financing, if required, will be available on reasonable terms or at all.  The Company intends to use its working capital principally to: purchase product for sale, execute a sales and marketing plan, fund our research & development and the Company’s overhead and operating costs.

Purchase or Sale of Equipment

We have purchased $112,946 of equipment as of March 31, 2010 with a book value of $106,764 after depreciation.  We have not sold any equipment in the period from Inception (July 15, 2008) to March 31, 2010.  We do not expect to purchase or sell any plants or significant equipment over the twelve months ending June 30, 2010.

Revenues

We had revenues of $73,816 for the period from Inception (July 15, 2008) through March 31, 2010.  We believe that we will start receiving additional orders for Monster Diesel™ in April  to June 2010 period and be able to commence the commercial launch and execute our marketing plan and that that we will be in a position to begin generating revenues forecasted to be approximately $330,000 in the twelve month period ending June 30, 2010.

Liquidity and Capital Resources

During the quarter ended March 31, 2010 the company raised $728,925 from the sale of stock. Our officers and directors have contributed $462,666 in cash as $4,504 in accounts payable officer and $458,162 advances due to officers, which appear on the balance sheet as of March 31, 2010.  At March 31, 2010, we had $1,699 in cash. We also had $33,145 in accounts receivable, $813,836 in prepaid expenses and inventory in the amount of $48,881.

As of March 31, 2010 we had $1,699 in cash compared to $0 as of June 30, 2009.  Our budgeted expenditures for expenses in the twelve months ending June 30, 2010 are $1,595,000 not including stock based compensation. Our sales for the fiscal year are far slower than planned. This has reduced the need for funds for materials and inventory.  We have forecasted that the expenditure for sales and marketing will grow at a much faster rate than expenditures on research and development and general and administrative expenses.   We have adjusted our expenditures from, the earlier forecasted rates. The adjusted expenditures are $1,265,000 for operations and $200,000 for inventory and receivables for a total of $1,456,000 for the twelve months ending June 30, 2010. We presently have a budgeted deficit of $1,265,000 not including stock based compensation.  The officers and directors are prepared to accrue salaries and provide additional capital through notes payable within reason to support the company to attain breakeven on a cash basis.  Management plans to pace the growth in expenditure for marketing and sales to the actual rate of receipt of orders to manage cash flow.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Liquidity and Capital Resources - continued

How long we will be able to satisfy our cash requirements depends on how quickly we can generate increased revenue over the present low levels of and how much revenue can be generated. We estimated that we will have to supplement our present cash balance with continuing the practices of accruing salaries and providing additional capital through notes payable so that our cash balance will not be extinguished prior to the end of June 2010, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to generate $330,000 of revenues in the year ending June 30, 2010.  Alkane has to raise funds to fund the forecasted loss of $1,265,000 not including stock based compensation for the twelve months ended June 30, 2010. This short fall will be covered in part by margin generated from sales and the balances from investment in order to fund all expenditures under our plan.  If we fail to generate sufficient revenues, we will need to raise additional funds for the future development of our business, or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans for the present product or for future products.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer has determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 On March 26, 2010, Anders Karlsson and other plaintiffs (collectively, the Plaintiffs) commenced an action in the Los Angeles Superior Court, Case No. EC 052689, against Mathew Zuckerman, Lou Petrucci and Michael W. Berg alleging claims for breach of contract, breach of covenant of good faith and fair dealing, conversion, breach of fiduciary duty, fraud and misrepresentation, and declaratory and other equitable relief, arising from an alleged agreement to sell the plaintiffs’ stock of the Company.  Plaintiffs sought in the complaint general damages, special consequential damages, punitive or treble damages, declaratory relief, and injunctive relief.  On April 9, 2010, Plaintiffs filed a first amended complaint purporting to add the Company as a defendant.  In the first amended complaint, Plaintiffs alleged they delivered $188,500 to the escrow account of Mr. Berg to purchase shares of the Company from an undisclosed party at $0.03 per share.  Plaintiffs further allege that they only received 1,383,334 of the 6,250,002 shares of the Company stock that were supposed to be delivered to them.  The individual defendants have informed us that they intend to vigorously defend the action.  The Company intends to vigorously defend the action.  We express no opinion as to the probable outcome of this matter.

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

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS – continued

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
To protect the formulas to our products and our products’ sales we may rely on a combination of:

●         Trade secret laws,
●         Copyright, trademark , and trade name laws,
●         Issued and pending patents,
●         Confidentiality procedures and agreements,
●         Having unique product formulas.

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

Despite our efforts to formally protect our intellectual property and keep information confidential, we may not be able to protect and use our intellectual property.  We may not be able to protect our formulations because:

●	Even if issued, new patents, trademarks, trade names or copyright registration may be challenged, invalidated or designed around.
●	We may not be granted adequate protection for our products, formulations and processes and parts of our technology may be found to be unable to be registered.
●	Time-consuming and costly litigation may be necessary to protect our proprietary technologies.
●	Policing unauthorized use of our intellectual property may be difficult and expensive.
●	Competitors may independently develop similar technology or design around our intellectual property.

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

ITEM 1A. RISK FACTORS – continued

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

In regard to our June 30, 2009 Financial Statements, the Company received a “Going Concern Opinion” from our auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise capital by borrowing funds and/or offering shares of its common stock.  Because the outcome of these capital-raising efforts is not susceptible to reasonable estimation by management we received a “Going Concern Opinion”.  If we are unable to address our need for capital, we will be unable to execute our Business Plans and this could have a material adverse effect on our financial condition.

Investors in our Common Stock  Must be Willing to Hold their Common Stock Indefinitely, and May Not be Able to Liquidate the Shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2010, the Company issued 4,900,001 shares of its common stock to Michael W. Berg at an aggregate price of $214,475 or $0.04377 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On January 6, 2010, the Company issued 4,250,000 shares of its common stock to various consultants for past and future services at an aggregate price of $138,550 or $0.0326 per share.

On January 6, 2010, the Company issued 25,000,000 shares of its common stock to Matthew Zuckerman, CEO  and 15,000,000 shares of common stock to Lou Petrucci, Vice President for executing non-compete agreements with the Company at an aggregate price of $1,304,000 or $0.0326 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On February 15, 2010, pursuant to advances due and for consulting services rendered during the quarter ended March 31, 2010, the Company issued 619,048 shares of its common stock to Michael Stone at an aggregate price of $65,000 or $0.105 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On February 15, 2010, pursuant to Subscription Agreements entered into during the quarter ended March 31, 2010, the Company issued 4,899,527 shares of its common stock to various individuals at an aggregate price of $514,450 or $0.105 per share.  The Company has filed a Form D with the SEC covering this sale of unregistered common shares.

On March 10, 2010, pursuant to Consulting Agreements with Redwood Consultants the Company issued 2,900,000 shares of its common stock at an aggregate price of $507,500 or $0.175 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ALKANE, INC.

Date: May 24, 2010	By:	/s/ Mathew Zuckerman
Mathew Zuckerman
Chief Executive Officer & President

Date: May 24, 2010	By:	/s/ Mathew Zuckerman
Mathew Zuckerman
Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation, filed on January 26, 2010	Incorporated by Reference to Exhibit 3.1.1 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

3.2	Amended and Restated Bylaws	Incorporated by Reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on January 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002